Form 10QSB
period 2000-06-30
SONTECH INC
filed 2000-08-15
CIK 1113657

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d)
                    Of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
                       Commission file number 000-30607

                                Sontech, Inc.
   _______________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

               Nevada                            87-0461420
   __________________________        ______________________________
(State or other jurisdiction of      (IRS Employer Identification Number)
  incorporation or organization)

                         68 S. Main Street, Suite 708
                          Salt Lake City, Utah 84101
                  _________________________________________
                   (Address of principal executive offices)

                                (801) 531-7558
               _______________________________________________
               (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file
such reports)  Yes [X]   No [  ], and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ ]  No [x]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, a of the latest practicable date:

     As of June 30, 2000, the issuer had outstanding 12,222,525 shares of it Common Stock, $0.01 par value.

                        Part I   FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited financial statements of Sontech, Inc., a Utah corporation (the "Company"), as of June 30, 2000, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                                SONTECH, INC.

                                BALANCE SHEETS

                                    ASSETS
                                                     (Unaudited)  (Audited)
                                                       June 30,  December 31,
                                                         2000       1999
                                                   ------------- -------------
Current Assets:
   Cash                                            $          -  $          -
                                                   ------------- -------------
       Total current assets                                   -             -

Other Assets:
   Organization costs                                     5,490         5,490
   Accumulated amortization                              (2,105)       (1,556)
                                                   ------------- -------------
       Net organizational costs                           3,385         3,934

   Website development cost - Triunified
    Health Enhancement Systems, Inc.
    merger (asset returned upon rescission
    of merger on January 28, 2000)                            -         5,000

   Investment in WHY USA Financial Group, Inc.            1,000         1,000
                                                   ------------- -------------
       Total Assets                                $      4,385  $      9,934
                                                   ============= =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                $          -  $          -
   Advances from stockholders                            12,447             -
                                                   ------------- -------------
       Total Current Liabilities                         12,447             -


Shareholders' Equity
   Common stock - authorized 50,000,000 shares
    at a $0.01 par value,12,222,525 shares issued
    and outstanding                                      12,223        17,223
   Additional paid in capital                           414,040       414,040
   Retained earnings                                   (434,325)     (421,329)
                                                   ------------- -------------
       Total Shareholders' Equity                        (8,062)        9,934
                                                   ------------- -------------
       Total Liabilities and Shareholders' Equity  $      4,385  $      9,934
                                                   ============= =============

See accompanying notes to financial statements.


                                SONTECH, INC.

                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                        6 Months      6 Months      3 Months      3 Months
                                        Ended         Ended         Ended         Ended
                                        June 30, 2000 June 30, 1999 June 30, 2000 June 30, 1999
                                        ------------- ------------- ------------- -------------
Operating Expense:
  Office and  administrative expenses   $      1,022  $          -  $          -  $          -
  Professional fees                           11,425             -         1,000             -
  Amortization of  organizational costs          549           549           275           275
                                        ------------- ------------- ------------- -------------
     Total Operating Expense                  12,996           549         1,275           275
                                        ------------- ------------- ------------- -------------
        Net Loss                        $    (12,996) $       (549) $     (1,275) $       (275)
                                        ============= ============= ============= =============

Weighted Average Shares Common
 Stock  Outstanding                       12,222,525    17,222,525    12,222,525    17,222,525
                                       ============== ============ ============= =============
Net Loss per Common Share              $      (0.001) $     0.000  $      0.000         0.000
                                       ============== ============ ============= ============

See accompanying notes to financial statements.


                                SONTECH, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 From January 1, 1998 through June 30, 2000

                                                                                 Total
                                              Common    Paid-in      Accumulated Stockholders
                                  Shares      Stock     Capital      Deficit     Equity
                                ------------- --------- ------------ ----------- ------------
Balances at January 1,  1998      18,953,340  $ 18,955  $   395,606  $ (413,561) $     1,000

Reverse split of stock- 2 for 1,
 change of domicile to Nevada
 from Utah                        (9,476,670)   (9,477)       9,477           -            -

Shares issued for legal fees
 incurred in connection with
 redomicile of corporation,
 valued  at $.02 per share         2,745,855     2,745        2,745           -        5,490

Net loss for the year ended
  December 31, 1998                        -         -            -      (5,095)      (5,095)
                                ------------- --------- ------------ ----------- ------------
Balances at December 31, 1998     12,222,525    12,223      407,828    (418,656)       1,395

Advances by shareholders
 reclassified from payables in
 1998, to paid in capital
 in 1999                                   -         -        4,637           -        4,637

Expenses in 1999 advanced by
 stockholders and classified as
 paid in capital                           -         -        1,575           -        1,575

Merger with Triunified on April
 19, 1999- subsequently rescinded
 on January 28, 2000               5,000,000     5,000            -           -        5,000

Net loss for the year ended
 December 31, 1999                         -          -          -       (2,673)      (2,673)
                                ------------- --------- ------------ ----------- ------------
Balances at December 31, 1999     17,222,525    17,223        6,212    (421,329)       9,934

Recission of merger with
 Triunified on January 28, 2000   (5,000,000)   (5,000)           -           -       (5,000)

Net loss for the six months
 ended June 30, 2000                       -         -            -     (12,996)     (12,996)
                                ------------- --------- ------------ ----------- ------------
Balances at June 30,  2000        12,222,525  $( 5,000) $         -  $  (15,669) $   (20,669)
                                ============= ========= ============ =========== ============

See accompanying notes to financial statements.



                                SONTECH, INC.


                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                           6 Months      6 Months
                                                           Ended         Ended
                                                           June 30, 2000 June 30, 1999
                                                           ------------- -------------
Cash used in operating activities:
   Net Loss                                                $    (12,996) $       (549)
   Adjustments to reconcile net loss to cash
    flow used in operations:
       Amortization of organizational costs                         549           549
                                                           ------------- -------------
        Increase in cash flow from operating activities         (12,447)            -

Cash flows used in financing activities
 as liabilities in 1999:
   Advances from stockholders                                    12,447            -
                                                           ------------- -------------
        Cash flows from financing activities                     12,447            -
                                                           ------------- -------------
 Net change in cash and cash equivalents                              -            -

 Cash and cash equivalents at beginning of period                     -            -
                                                           ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $          -  $         -
                                                           ============= =============

     No cash paid for interest or income taxes             $          -  $         -
                                                           ============= =============

See accompanying notes to financial statements.


                            SONTECH, INC.

                    NOTES TO FINANCIAL STATEMENTS

1.     UNAUDITED FINANCIAL STATEMENTS:

     The unaudited consolidated financial statements for the six months ended June 30, 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of results of operations for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its first quarter ended June 30, 2000, is presented in the Company's audited financial statements for the year ended December 31, 1999. Accordingly, the Company's audited financial statements, as contained in the Company's Form 10KSB for its year ended December 31, 1999 should be read in connection with these financial statements.

ORGANIZATION COSTS

     Legal, filing fees, printing, accounting and other organization costs were capitalized and amortized over sixty months.

INTANGIBLES

     Start-up costs and research and development costs are charged to the expense in the period incurred.

INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). The Company has no significant differences between its income tax and financial accounting. The Company has approximately $420,000 in loss carryforwards to offset future taxable income. The loss carryforward begins to expire in 2003. The Company has not recognized any a deferred tax for the loss carryforward due to the uncertainty of its realization.

NET LOSS PER SHARE

     Net loss per share is based on the weighted average shares outstanding of 14,000,000 on December 31, 1999. No significant loss per share (less than $.01 per share) has been calculated. Subsequent to December 31, 1999, the Company cancelled 5,000,000 shares in connection with the rescission of the merger with Triunified Health Enhancement Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Sontech, Inc., "the Company", is a Utah Corporation organized on January 5, 1983. The original intent of the Company was to develop various technologies. All projects invested in were abandoned and expensed. The Company has been inactive for 15 years.

     The Company incurred expenses of $12,447 in filing its Form 10 with the Securities and Exchange Commission in the first half of 2000. The Company did not incur any other expenses in either the first half or the three months ended June 30, 2000 or 1999. The only other expense is the amortization of the organizational costs at the rate of $275 per quarter. The Company is currently seeking a merger or other financial combination.

     The Company must rely upon advances from stockholders to fund its search efforts and regulatory filing fees, as the Company has no liquid assets. The future of the Company will be solely dependent upon these advances.

PART II   OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

None

                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SONTECH, INC.
                                     (Registrant)

                                       /S/ David H. Timms
Date:  August 14, 2000              _____________________________
                                         David H. Timms
                                         President and Director

                                      /s/ Ruston C. Ford
                                     _____________________________
                                         Ruston C. Ford
                                         Director