Form 10QSB
period 2000-03-31
SONTECH INC
filed 2000-08-18
CIK 1113657

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d)
                    Of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000
                       Commission file number 000-30607

                                Sontech, Inc.
   _______________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            Nevada                                87-0461420
  ___________________________         ________________________________
(State or other jurisdiction of      (IRS Employer Identification Number)
  incorporation or organization)

                         68 S. Main Street, Suite 708
                          Salt Lake City, Utah 84101
                    _________________________________________
                   (Address of principal executive offices)

                                (801) 531-7558
                   ____________________________________________
               (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file
such reports)  Yes [X]   No [  ], and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ ]  No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, a of the latest practicable date:

     As of March 31, 2000, the issuer had outstanding 12,222,525 shares of it Common Stock, $0.01 par value.

                                SONTECH, INC.

                                BALANCE SHEETS

                                    ASSETS
                                                    (Unaudited) (Audited)
                                                    March 31,    December 31,
                                                    2000         1999
                                                    ------------ ------------
Current Assets:
  Cash                                              $         -  $         -
  Legal retainer                                          9,000            -
                                                    ------------ ------------
       Total current assets                               9,000            -


Other Assets:
  Organization costs                                      5,490        5,490
  Accumulated amortization                               (1,831)      (1,556)
                                                    ------------ ------------
       Net organizational costs                           3,659        3,934

  Website development cost - Triunified Health
   Enhancement Systems, Inc. merger (asset
   returned upon rescission  of merger on
   January 28, 2000)                                          -        5,000

  Investment in WHY USA Financial Group, Inc.             1,000        1,000
                                                    ------------ ------------
       Total other assets                                 4,659        6,000
                                                    ------------ ------------

            Total Assets                            $    13,659  $     9,934
                                                    ============ ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $         -  $         -
  Advances from stockholders                             10,000            -
                                                    ------------ ------------
       Total Current Liabilities                         10,000            -

Shareholders' Equity
  Common stock - authorized 50,000,000 shares
    at a $0.01 par value,12,222,525 shares issued
    and outstanding at March 31, 2000, 17,222,525
    at December 31, 1999                                 12,223       17,223
  Additional paid in capital                            414,040      414,040
  Retained earnings                                    (422,604)    (421,329)
                                                    ------------ ------------
       Total Shareholders' Equity                         3,659        9,934
                                                    ------------ ------------

         Total Liabilities and Shareholders' Equity $    13,659  $     9,934
                                                    ============ ============


See accompanying notes to financial statements.

                                SONTECH, INC.

                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                    3 Months     3 Months
                                                    Ended        Ended
                                                    March 31,    March 31,
                                                    2000         1999
                                                    ------------ ------------
Operating Expense:
   Office and administrative expenses               $         -  $         -
   Professional fees                                      1,000            -
   Amortization of organizational costs                     275          275
                                                    ------------ ------------
    Total Operating Expense                               1,275          275
                                                    ------------ ------------

       Net Loss                                     $    (1,275) $      (275)
                                                    ============ ============

Weighted Average Shares Common Stock Outstanding     12,222,525   12,222,525
                                                    ============ ============

Net Loss per Common share                           $    (0.000) $    (0.000)
                                                    ============ ============

See accompanying notes to financial statements.

                                SONTECH, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 From January 1, 1998 through June 30, 2000

                                                                                 Total
                                              Common    Paid-in      Accumulated Stockholders
                                  Shares      Stock     Capital      Deficit     Equity
                                ------------- --------- ------------ ----------- ------------
Balances at January 1, 1998       18,953,340  $ 18,955  $   395,606  $ (413,561) $     1,000

Reverse split of stock--2 for 1,
 change of domicile to Nevada
 from Utah                        (9,476,670)   (9,477)       9,477           -            -

Shares issued for legal fees
 incurred in connection with
 redomicile of corporation,
 valued at $.02 per share          2,745,855     2,745        2,745           -        5,490

Net loss for the year ended
 December 31, 1998                         -         -            -      (5,095)      (5,095)
                                ------------- --------- ------------ ----------- ------------
Balances at December 31, 1998     12,222,525    12,223      407,828    (418,656)       1,395

Advances by shareholders
  reclassified from payables
  in 1998, to paid in capital
  in 1999                                  -         -        4,637            -       4,637

Expenses in 1999 advanced by
 stockholders and classified as
 paid in capital                           -         -        1,575            -       1,575

Merger with Triunified on
 April 19, 1999--subsequently
 rescinded on January 28, 2000     5,000,000     5,000            -            -       5,000

Net loss for the year ended
 December 31, 1999                         -         -            -      (2,673)      (2,673)
                                ------------- --------- ------------ ----------- ------------
Balances at December 31, 1999     17,222,525    17,223      414,040    (421,329)       9,934

Recission of merger with
 Triunified on January 28, 2000   (5,000,000)   (5,000)           -           -       (5,000)

Net loss for the three months
 ended March 31, 2000                      -         -            -      (1,275)      (1,275)
                                ------------- --------- ------------ ----------- ------------

Balances at March 31, 2000        12,222,525  $ 12,223  $   414,040  $ (422,604) $     3,659
                                ============= ========= ============ =========== ============

See accompanying notes to financial statements.



                            SONTECH, INC.

                       STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                       3 Months     3 Months
                                                       Ended        Ended
                                                       March 31,    March 31,
                                                       2000         1999
                                                     ------------ ------------
Cash used in operating activities:
 Net Loss                                            $    (1,275) $      (275)
 Adjustments to reconcile net loss to cash
  flow used in operations:
   Amortization of organizational costs                      275          275
                                                     ------------ ------------
     Decrease in cash flow from operating activities      (1,000)           -

  Change in operating asset:
    Increase in legal retainer                            (9,000)           -
                                                     ------------ ------------
     Net decrease in cash flows from operations          (10,000)           -

Cash flows from financing activities
 Advances from stockholders                               10,000            -
                                                     ------------ ------------
     Cash flows from financing activities                 10,000            -

Cash and cash equivalents at beginning of period               -            -
                                                     ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         -  $         -
                                                     ============ ============
     No cash paid for interest or income taxes       $         -  $         -
                                                     ============ ============


See accompanying notes to financial statements.

                            SONTECH, INC.

                    NOTES TO FINANCIAL STATEMENTS

1.     UNAUDITED FINANCIAL STATEMENTS:

     The unaudited consolidated financial statements for the three months ended March 31, 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of results of operations for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its first quarter ended March 31, 2000, is presented in the Company's audited financial statements for the year ended December 31, 1999. Accordingly, the Company's audited financial statements, as contained in the Company's Form 10KSB for its year ended December 31, 1999 should be read in connection with these financial statements.

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

The Company advanced $10,000 towards the preparation of a Form 10 to be filed with the Securities Exchange Commission to register the Company. The legal counsel spent $1,000 of the retainer as of March 31, 2000. The only other expense was the amortization of the reorganizational costs at $275 per quarter.

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


                                                      SONTECH, INC.

                                                      (Registrant)


                                           /s/ David H. Timms
Date:  August 17, 2000                 _____________________________
                                               David H. Timms
                                               President & Director


                                         /s/  Ruston C. Ford
                                       _____________________________
                                              Ruston C. Ford
                                              Director