Form 10QSB
period 2000-09-30
SONTECH INC
filed 2000-11-14
CIK 1113657

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                      COMMISSION FILE NUMBER: 000-30607

                         WELLNESSAMERICA ONLINE, INC.
             ____________________________________________________
      (Exact name of small business issuer as specified in its charter)

                                SONTECH, INC.
             ___________________________________________________
                       (Former name of small business)

         NEVADA                                  87-0455378
_________________________                  __________________________
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                      4241 EAST CLINTON AVENUE, CA 93703
      __________________________________________________________________
                   (Address of principal executive offices)

                68 SOUTH MAIN # 708, SALT LAKE CITY, UT 84101
      __________________________________________________________________
               (Former address of principal executive offices)

                                (559) 449-2616
                         (Issuer's telephone number)

                                (801) 531-7558
      __________________________________________________________________
                      (Issuer's former telephone number)


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 1, 2000, the issuer had outstanding 34,071,975 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                       PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of WellnessAmerica Online, Inc., a Nevada corporation (the "Company"), as of September 30, 2000, were prepared by Randy Simpson CPA PC, Certified Public Accountants, and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                        WellnessAmerica Online, Inc.
                           (Formerly Sontech, Inc.)
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                   September 30, December 31,
                                                        2000        1999
                                                  ------------- --------------
Current Assets:
  Cash                                            $          -  $          -
                                                  ------------- --------------
           Total current assets                              -             -

Other Assets:
  Organization costs                                     5,490         5,490
  Accumulated amortization                              (2,379)       (1,556)
                                                  ------------- --------------
           Net organizational costs                      3,111         3,934

  Website development cost - Triunified Health
   Enhancement Systems, Inc. merger (asset
   returned upon rescission of merger on
   January 28, 2000)                                         -         5,000

  Investment in WHY USA Financial Group, Inc.                -         1,000
                                                  ------------- --------------

           Total Assets                           $      3,111  $      9,934
                                                  ============= =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' Equity
  Common stock - authorized 50,000,000 shares
   at a $0.01 par value,12,222,525 shares issued
   and outstanding at September 30,2000,
   17,222,525 at December 31,1999                       12,223        17,223
  Additional paid in capital                           414,040       414,040
  Accumulated Deficit                                 (423,152)     (421,329)
                                                  ------------- --------------
           Total Shareholders' Equity                    3,111         9,934
                                                  ------------- --------------
      Total Liabilities and Shareholders' Equity  $      3,111  $      9,934
                                                  ============= ==============

See accompanying notes to financial statements.

                        WellnessAmerica Online, Inc.
                           (Formerly Sontech, Inc.)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                            9 Months     9 Months     3 Months     3 Months
                            Ended        Ended        Ended        Ended
                            Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                            2000         1999         2000         1999
                            ------------ ------------ ------------ -----------
Income:
 Gain on sale of WHY USA
  stock                     $    19,000  $         -  $    19,000  $        -
                            ------------ ------------ ------------ -----------
                                 19,000            -       19,000           -

Operating Expense:
  Office and administrative
    expenses                $     1,023  $         -  $         -  $        -
  Professional fees              18,977            -        7,553           -
  Amortization of
    organizational costs            823          823          275         275
                            ------------ ------------ ------------ -----------
    Total Operating Expense      20,823          823        7,828         275
                            ------------ ------------ ------------ -----------

     Net Loss               $   ( 1,823) $      (823) $    11,172  $     (275)
                            ============ ============ ============ ===========

Net Loss per Common share   $    (0.000) $     0.000  $     0.001  $    0.000
                            ============ ============ ============ ===========
Weighted Average Shares
 Common Stock Outstanding     12,222,525  17,222,525   12,222,525  17,222,525
                            ============ ============ ============ ===========



See accompanying notes to financial statements.


                         WELLNESSAMERICA ONLINE, INC.
                            (Formerly Sontech, Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                From January 1, 1998 through September 30, 2000

                                                                                 Total
                                              Common    Paid-in      Accumulated Stockholders
                                  Shares      Stock     Capital      Deficit     Equity
                                ------------- --------- ------------ ----------- ------------
Balances at January 1,  1998      18,953,340  $ 18,955  $   395,606  $ (413,561) $     1,000

Reverse split of stock- 2 for 1,
 change of domicile to Nevada
 from Utah                        (9,476,670)   (9,477)       9,477           -            -

Shares issued for legal fees
 incurred in connection with
 redomicile of corporation,
 valued  at $.02 per share         2,745,855     2,745        2,745           -        5,490

Net loss for the year ended
  December 31, 1998                        -         -            -      (5,095)      (5,095)
                               ------------- --------- ------------ ----------- ------------
Balances at December 31, 1998     12,222,525    12,223      407,828    (418,656)       1,395

Advances by shareholders
 reclassified from payables in
 1998, to paid in capital
 in 1999                                   -         -        4,637           -        4,637

Expenses in 1999 advanced by
 stockholders and classified as
 paid in capital                           -         -        1,575           -        1,575

Merger with Triunified on April
 19, 1999- subsequently rescinded
 on January 28, 2000               5,000,000     5,000            -           -        5,000

Net loss for the year ended
 December 31, 1999                         -          -           -      (2,673)      (2,673)
                                ------------- --------- ------------ ----------- ------------
Balances at December 31, 1999     17,222,525    17,223      414,040    (421,329)       9,934

Recission of merger with
 Triunified on January 28, 2000   (5,000,000)   (5,000)           -           -       (5,000)

Net loss for the nine months
 ended September 30, 2000                  -         -            -      (1,823)      (1,823)
                                ------------- --------- ------------ ----------- ------------

Balances at September 30, 2000    12,222,525  $ 12,223  $   414,040  $ (423,152) $     3,111
                                ============= ========= ============ =========== ============

See accompanying notes to financial statements.


                     WellnessAmerica Online, Inc.
                       (Formerly Sontech, Inc.)
                       STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                     9 Months         9 Months
                                                       Ended            Ended
                                                   Sept. 30, 2000   Sept. 30, 2000
                                                   ---------------  ---------------
Cash used in operating activities:
   Net Loss                                        $      (1,823)  $          (823)
   Adjustments to reconcile net loss to cash flow
    used in operations:
      Amortization of organizational costs                   823               823
      Book value of investments sold                       1,000                 -
                                                   ---------------  ---------------
       Cash flows from operating activities                    -                 -

                  Net cash flows                               -                 -

Cash flows used in financing activities as
 liabilities in 1999:
   Advances from stockholders- repaid via
     stock transfer                                            -                 -
                                                   ---------------  ---------------
      Cash flows from financing activities                     -                 -
                                                   ---------------  ---------------
Net change in cash and cash equivalents                        -                -

Cash and cash equivalents at beginning of period               -                -
                                                   ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $           -    $           -
                                                   ===============  ===============

     No cash paid for interest or income taxes     $           -    $           -
                                                   ===============  ===============

See accompanying notes to financial statements.


                     WellnessAmerica Online, Inc.
                       (Formerly Sontech, Inc.)

                    NOTES TO FINANCIAL STATEMENTS




1.    UNAUDITED FINANCIAL STATEMENTS:

     The unaudited financial statements for the nine months ended September 30, 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results of operations for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these financial statements for its third quarter ended September 30, 2000, is presented in the Company's audited financial statements for the year ended December 31, 1999. Accordingly, the Company's audited financial statements for its year ended December 31, 1999, as contained in the Company's Form 10SB, should be read in connection with these financial statements.

ORGANIZATION COSTS

     Legal, filing fees, printing, accounting and other reorganization costs were capitalized and amortized over sixty months These costs were incurred pre 1999 and were not required to be expensed as Statement of Position 98-5 requires for all organizational expenses incurred after December 15, 1998.

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

MERGER WITH WELLNESSAMERICA.COM CORPORATION

On October 17, 2000, a special meeting of the shareholders of Sontech, Inc. was held to approve the merger of Sontech, Inc. and WellnessAmerica.Com Corporation. In connection with the merger, Sontech, Inc. changed its name to WellnessAmerica Online, Inc. The shareholders of WellnessAmerica.Com Corporation received 21,849,450 shares of WellnessAmerica Online, Inc. (Formerly Sontech, Inc.). The officers and directors of WellnessAmerica.Com effectively took control of the Company and elected a new board of directors and officers of the Company. As a result of the reorganization, WellnessAmerica Online's principal offices will be relocated to 4241 East Clinton Avenue, Fresno, CA 93703. The Company's total outstanding shares will be 34,071,975. The Company will account the transaction as a reverse acquisition. The assets of WellnessAmerica.Com Corporation will be reflected on their historical cost basis and no good will will be recognized in the merger. The Company does not currently have available the information to prepare a proforma financial statement of the combined entities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

As a result of the Reorganization wherein the Company acquired
WELLNESSAMERICA.COM CORPORATION as described in Part II, Item 2 hereof, the Company adopted a new business plan outlined below.

     Product
      -------

The foundation of the Company's current and future products is the Complementary Alternative Medicine database, which continues to expand as new research is added daily. The database allows the Company to deliver fast, convenient access to alternative remedies and to generate e-commerce revenue relating to 704 diseases, 387 herbs and 71 trace materials. These protocols contain the references for dosage amounts obtained from a research base of over 20,000 studies published in the last decade and are updated daily.
The Company has sufficient cash to continue operations and perform its business plan for six to twelve months without generating any revenue or raising any additional investment capital. The Company currently has 32 employees and does not expect to add significantly to this total in the foreseeable future.

     Technology
      ----------

The Company intends to apply for patents for its unique methodology, which will serve as a barrier to entry, and force competitors to become allies, partners, or customers. The Company intends to out-perform all present and future content sites in the health care field. In addition to keeping the leading edge content of the site, the Company's plans include creating strategic alliances with insurance companies, hospitals, health care vendors, churches, vitamin and drug manufacturers and health care practitioners to provide further value for consumers.

The Company's e-health content is based upon the unique Alternative Health Grid Matrix Technology that the Company intends to patent. The uniqueness of this matrix is the horizontal human anatomy; each organ is virtually integrated horizontally from one single button to each of the 15 alternative healing modalities. In addition, each modality is supported by references from leading medical literature, not eastern philosophy.

The Company has combined this system with the body-organ to disease-organ architecture to create a duplicatable, repeatable engine for every other
modality.   By linking the organ location for the modality and repeating the image, the Company's system links 704 disease searches to one data encyclopedia. Pre-selected search queries provide three to four hours of research in just three to five seconds.

The continued enhancement of the Company's product includes updating all 15 disciplines daily; creating two million Internet customers via strategic alliances; positioning the Company's Web site as the number one alternative health site on the Internet; and acquiring small competitors.

     Marketplace
      -----------

The Company believes that the health care delivery system is in the midst of a dramatic paradigm shift. Mainstream medical journals are now acknowledging as pioneers the same scientists whose works just a decade ago were being labeled by such medical journals as unproven and fraudulent.

The Company believes that the United States is in a revolutionary time for alternative medicine. Research reports dramatically prove this point. Consumers of health care today are demanding information, choices and alternatives to drugs and surgery. The traditional medical approach divides
the body into parts   separate organs, specialties and sub-specialties.  The
holistic approach reconnects the systems, reunites body, mind and spirit energy, reintroduces and supports non-invasive, natural healing methods and reeducates medical practitioners on the importance of the central nervous system to health.

Dr. David Eisenberg of Harvard Medical School published the results of his national survey entitled "Trends in Alternative Medicine Use in the United States" in the Journal of the American Medical Association (JAMA) in November 1998. Dr. Eisenberg found that the percentage of adults who used alternative medicine increased from 34% in 1990 to 42% in 1997; visits to alternative medicine practitioners increased from 427.1 million in 1990 to 628.8 million in 1997; and total spending on alternative medicine increased from $14.6 billion in 1990 to $21.2 billion in 1997.

The Company's Chairman, Mr. Tariq Faridi has experienced huge success with his database, providing doctors all over the world with research currently not found in any other format. The Company anticipates that greater success lies ahead with the growing use of the Internet worldwide.

     Competition
      -----------

The Company is aware of at least 1100 potential competitors in the alternative medicine market. However, no competitive Web site offers all 15 disciplines navigable from a single disease. Reader'' Digest and Johnson and Johnson have allocated over 200 million dollars each to create alternative health portals.

AOL has granted the Company exclusive space on AOL's Instant Messenger, new member welcome message and search position, as well as e-zine partnership. AOL and other major Internet players have inquired as to the Company's availability as a content provider.

The Company believes that its product is superior to any competitor's product because other products require the user to write a question to receive an answer. The Company has archived questions regarding 704 diseases with one to three key questions pre-searched. No competitor provides the depth of articles provided by the Company or offers all-in-one availability to answer all questions in one place.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Change in Securities.

On October 17, 2000, a special meeting of the shareholders of Sontech, Inc., a Nevada corporation ("Sontech"), was held in Salt Lake City, Utah. The shareholders of Sontech approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Sontech and WELLNESSAMERICA.COM CORPORATION, a Delaware corporation ("WAC"), whereby WAC was acquired by Sontech and Sontech changed its name to WellnessAmerica Online, Inc. and the shareholders of WAC received 21,849,450 shares of the Company.

The 21,849,450 shares of the Company's common stock issued pursuant to this Reorganization were issued pursuant to exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

A special meeting (the "Special Meeting") of the Company's shareholders was held on October 17, 2000, in Salt Lake City, Utah, to approve the Reorganization Agreement. At the Special Meeting, Tariq Faridi, Dr. Rhett Hall, Barbara Spengler, Stanley Greenberg, and Hiroshi Watanabe were each elected as directors of the Company. As of the date of the Special Meeting, 12,222,225 shares of the Company were entitled to approve the Reorganization Agreement and elect the new directors of the Company, of which 10,427,690 voted to approve the Reorganization Agreement and to elect each new director of the Company. No votes were cast in opposition of either the Reorganization Agreement or any of the new directors of the Company.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

On November 1, 2000, the Company filed a report on Form 8-K relating to the Reorganization Agreement.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2000       WELLNESSAMERICA ONLINE, INC.

                                   /S/ TARIQ FARIDI
                                By:__________________________________
                                       TARIQ FARIDI
                                       Chairman, Chief Executive Officer
                                       and President